Form 10KSB
period 2000-04-30
BF ACQUISITION GROUP IV INC
filed 2000-07-28
CIK 1089777

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.  20549

                               FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2000

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to________________________

Commission file Number 0-26851

                   BF Acquisition Group IV, Inc.
            (Name of small business issuer in its charter)

   Florida                                         65-0913586
  --------                                         -----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification
Number)

319 Clematis Street, Suite 812, West Palm Beach, Florida       33401
--------------------------------------------------------      -------
(Address of principal executive offices )                   (Zip Code)

Issuer's telephone number, including area code,(561) 655-0665
                                               --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                      Name of exchange on which registered
--------------------                    --------------------------------------
    None                                              None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 Par Value
                   --------------------------------
                           (Title of Class)

<PAGE 2>

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No____

   Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [X ]

   State issuer's revenues for its most recent fiscal year..............$0.00

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

   As of July 25, 2000, the aggregate market value of our common stock, $0.001 par value, held by non-affiliates was approximately $4,750.00 (95,000 shares at $0.05, which is the last price which the registrant's common equity was sold).

    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date................

   As of July 25, 2000, there were 795,000 shares of common stock, $0.001 par value, issued and outstanding.


Transitimal Small Business Disclosure Format (check one)

Yes ________                     No ___X_____

<PAGE 3>

                                  PART I

ITEM 1.     DESCRIPTION OF BUSINESS

       FORWARD-LOOKING STATEMENTS

       This Report on Form 10-KSB contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of the "blank check" companies in general, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words "anticipate", "plan", "believe", "expect", "estimate", and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

       1. changes in general economic and business conditions affecting "blank check" companies;
       2. legal or policy developments that diminish the appeal of our Company;
       3.      the level of demand for "blank check" companies; and
       4.      changes in our business strategies.

       The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for similar statements by existing public companies, does not apply to our Company.

  (a)  OUR BUSINESS DEVELOPMENT

           We were organized as BF Acquisition Group IV, Inc. under the laws of the State of Florida on April 15, 1999, as a "shell" company which conducts virtually no business operation, other than its efforts to seek merger partners or acquisition candidates. We registered our Company's common stock, par value $0.001 (the "Common Stock") pursuant to Securities and Exchange Commission ("SEC") registration statement Form 10-SB on a voluntary basis in order to create a reporting "shell" company, and on March 24, 2000 the SEC approved our Form 10-SB registration statement. We have a shareholder base of approximately 9 shareholders and 795,000 shares of Common Stock outstanding, all of which are restricted pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"). Unless the context otherwise requires, all references to the "Company" "we" "our" and other similar terms means BF Acquisition Group IV, Inc., a Florida corporation.

   (b) OUR PRESENT BUSINESS

       We make reference to our entire Form 10-SB registration statement, as amended, filed with the U.S. Securities and Exchange Commission on March 24, 2000, which contains information and a more comprehensive discussion of our business and our industry which is not required to be contained in this Report on Form 10-KSB.

<PAGE 4>

       We are in our early developmental and promotional stages. We are a "shell" company conducting virtually no business operation, other than our efforts to seek merger partners or acquisition candidates. We do not engage in any substantive commercial business or other business operations. Our executive and business offices are located at 319 Clematis Street, Suite 812, West
Palm Beach, Florida 33401.

       Our present officers and directors are our only employees, and they devote approximately 5% of their time to our business. We have no full time employees. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees while we are seeking and evaluating Target Businesses. Our need for employees and their availability will be addressed in connection with the decision whether or not to consummate a specific Business Combination.

       We are a corporate vehicle created to seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business (the "Target Business") which desires to employ our Company to become a reporting corporation under the Securities Exchange Act of 1934 ("Exchange Act"). On July 27, 1999, we registered our common stock, par value $0.001 (the "Common Stock") pursuant to a Form 10-SB registration statement on a voluntary basis in order to create a reporting "shell" company. We have a shareholder base of approximately 9 shareholders and 795,000 shares of Common Stock outstanding, all of which are restricted pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"). Pursuant to resolution of our board of directors, no Business Combination may occur prior to the our Company obtaining the requisite audited financial statements required pursuant to Form 8-K (or its equivalent) promulgated under the Exchange Act.

       As a shell corporation, we face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. Further, as a new or "start-up" company, we face all of the unforeseen costs, expenses, problems, and difficulties related to new companies.

       We intend to seek potential business opportunities and effectuate a Business Combination with a Target Business with significant growth potential which, in the opinion of management, could provide a profit to our Company and our shareholders. We intend to seek opportunities demonstrating the potential of long term growth as opposed to short term earnings. Our efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, we reserve the right to acquire a Target Business located primarily elsewhere. While we may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of our limited resources, we will, in all likelihood, have the ability to effect only a single Business Combination. We may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our present management may become involved in the management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. Presently, we have no plan, proposal,

<PAGE 5>

agreement, understanding or arrangement to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

        We encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well-established and have extensive experience in connection with identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than we do and we cannot assure that we will have the ability to compete successfully. Our financial resources are limited in comparison to those of many of our competitors. This inherent competitive limitation could compel us to select certain less attractive acquisition prospects. We cannot assure that such prospects will permit us to meet our stated business objectives. We believe, however, that our status as a reporting public entity could give us a competitive advantage over privately held entities having a similar business objective similar to ours.

        No trading market in our Common Stock presently exists. In light of the restrictions concerning shell companies contained in many state blue sky laws and regulations, it is not likely that a trading market will be created in our Common Stock until such time as a Business Combination occurs with a Target Business. We cannot assure that subsequent to such a Business Combination that a trading market in our Common Stock will develop; especially in light of the U.S. Securities and Exchange Commission's view that Rule 144 is not available for resale transactions for securities issued by blank check companies, and that the resale of such securities cannot occur without registration under the Securities Act.

        Our limited funds and lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business before we commit our capital or other resources thereto.

        We cannot presently ascertain with any degree of certainty the time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws).

        If we consummate a Business Combination with a Target Business which operates in an industry which is regulated or licensed by federal, state or local authorities, compliance with such regulations could be a time-consuming and expensive process.

ITEM 2.    PROPERTIES.

        Our executive and business offices are located at 319 Clematis Street, Suite 812, West Palm Beach, Florida 33401. We believe this office space is adequate to serve our needs until such time as a Business Combination occurs, and we expect to be able to utilize these offices, pursuant to the terms described above, until such time as a Business Combination occurs. See "Certain

<PAGE 6>

Relationships and Related Transactions".

ITEM 3.   LEGAL PROCEEDINGS.

        As of the date hereof, we are not a party to any material legal proceedings, nor are we aware of any threatened litigation of a material nature.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of our security holders during the fourth quarter of our fiscal year.

                               PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

   (a) Market Information

       No public trading market presently exists for the Company's
Common Stock, and there are no present plans, proposals, arrangements or understandings with any person with regard to the development of any trading market in any of the Company's securities. No shares of Common Stock have been registered for resale under the federal securities laws or the blue sky laws of any state. We cannot guarantee that any trading market will develop in our Common Stock at any time in the future; especially in light of the U.S. Securities and Exchange Commission's view that Rule 144 is not available for resale transactions for securities issued by blank check companies, and that the resale of such securities cannot occur without registration under the Securities Act. Further, the holders of shares of Common Stock and persons who may desire to purchase shares of Common Stock in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of shareholders to sell their shares and of purchasers to purchase the shares of Common Stock. Some jurisdictions may not allow the trading or resale of blind-pool or "blank-check" securities under any circumstances. Accordingly, shareholders should consider the secondary market for the Company's securities to be a limited one.

       We do not intend to develop any trading market in the Company's Common Stock until such time as a Business Combination is effectuated and the requisite audited financial statements required pursuant to Form 8-K (or its equivalent) are filed with the SEC. No assurances are made, however, that a trading market for the Company's Common Stock will ever develop.

   (b) Holders

      As of July 25, 2000, approximately 9 holders of record held our common stock.

  (c) Dividends

      No cash dividends were declared or paid on our Common Stock since our inception. No restrictions limit our ability to pay dividends on our Common Stock. We do not expect to pay any dividends in the near future.

  Recent Sales of Unregistered Securities

      As of July 25, 2000, we have issued an aggregate of 795,000 shares of Common Stock as follows:

      On April 15, 1999, the Company adopted and agreed to be bound by the terms of a Pre-incorporation Consultation and Subscription Agreement dated April 10, 1999, between David M. Bovi and William R. Colucci pursuant to which such persons agreed to provide cash, certain pre-incorporation services, serve as an officer and director and to take the steps necessary to organize the Company in return for the issuance to them of Company securities. Accordingly, on April 15, 1999, the Company issued such persons a total of 700,000 shares of Common Stock at $0.00196 per share. Pursuant to the terms of the Pre-incorporation Consultation and Subscription Agreement, the cash consideration provided by such persons for 510,000 shares of Common Stock totaled $1,000, or $0.00196 per share, and the services provided by such persons for 190,000 shares of Common Stock were valued at $372.40, or $0.00196 per share. The Company relied on Section 4(2) of the Securities
Act since the transaction did not involve any public offering.

     On May 1, 1999, the Company issued 35,000 shares to one (1) non-accredited person in exchange for $68.60 in administrative services to the Company, or $0.00196 per share. This person was the only offeree in connection with this transaction. The Company relied on Section 4(2) of the Securities Act since the transaction did not involve any public offering.

      During June and July, 1999, and March, 2000, the Company issued an aggegate of 60,000 shares to six non-accredited investors in exchange for $3,000 in cash, or $0.05 per share. These persons were the only offerees in connection with this transaction. The Company relied on Section 4(2) and Rule 505 of Regulation D of the Securities Act since the transaction did not involve any public offering.

      No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. No other shares of Common Stock have been issued by the Company in any other transaction.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      This Annual Report on Form 10-K should be read in conjunction with our audited financial statements attached as Appendix A (following Exhibits) and included as part of this Form 10-KSB Report. This Annual Report on Form 10-KSB contains forward-looking statements. For this purpose, any statements contained in it that are not statements of historical fact should be regarded

<PAGE 8>

as forward looking statements. For example, the words "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause our Company's actual results to differ materially from those indicated by such forward-looking statements.

Plan of Operation

       The Company is presently a development stage company conducting virtually no business operation, other than its efforts to effect a Business Combination with a Target Business which the Company considers to have significant growth potential. To date, the Company has neither engaged in any operations nor generated any revenue. It receives no cash flow. The Company will carry out its plan of business as discussed above. See "Description of Business". The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a Business
Combination or whether its capital will be further depleted by the operating losses (if any) of the Target Business which the Company effectuates a Business Combination with.

       Since inception, the Company has received a cash infusion of $4,000. With the exception of certain other professional fees and costs related to a Business Combination, the Company expects that it will incur minimal operating costs and meet its cash requirements during the next 12 months. It is likely, however, that a Business Combination might not occur during the next 12 months. In the event the Company depletes its present cash reserves prior to the effectuation of a Business Combination, the Company may cease operations and a Business Combination may not occur. David M. Bovi, P.A., the Company's sub-lessor, has agreed to waive all of the Company's rent payments, if necessary, in order to preserve the Company's cash reserves. See "Properties". No commitments of any kind to provide additional funds have been made by management, other present shareholders or any other third person. There are no agreements or understandings of any kind with respect to any loans from officers or directors of the Company on behalf of the Company.
Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. In the event the Company elects to raise additional capital prior to the effectuation of a Business Combination, it expects to do so through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

       Since inception, all of the Company's out of pocket expenses, which approximated $2,918 were paid pursuant to a $1,000 capital infusion made to the Company by the Company's promoters in exchange for 510,000 shares of Common Stock and $3,000 capital infusion made to the Company pursuant to the private sale of 60,000 shares of Common Stock. Additionally, services to the Company valued at $441 were paid pursuant to the issuance of 225,000 shares of Common Stock. See "Recent Sales of Unregistered Securities".

       Since the Company's cash reserves are minimal, officers and director's of the Company are compensated by the Company by issuances of stock in lieu of cash. See "Executive Compensation". Presently, there are no arrangements or anticipated arrangements to pay any type of additional

<PAGE 9>

compensation to any officer or director in the near future.   Regardless of
whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. See "Certain Relationships and Transactions".

       To date, we have not yet identified a Target Business to effectuate a Business Combination with. Therefore, we are unable predict our cash requirements subsequent to a Business Combination with the unidentified
Target Business. Subsequent to the occurrence of a Business Combination, we may be required to raise capital through the sale or issuance of additional securities in order to ensure that we can meet our operating costs for the remainder of our fiscal year. No commitments of any kind to provide additional funds to our Company subsequent to a Business Combination have been made by management, other shareholders or any other third person. Accordingly, we cannot assure that additional funds will be available to us to allow us to cover our expenses subsequent to a Business Combination. If we cannot meet our operating costs subsequent to a Business Combination, unless we can obtain additional capital, we may cease operations.

ITEM 7.    FINANCIAL STATEMENTS

   Our Financial Statements of are attached as Appendix A (following Exhibits) and included as part of this Form 10-KSB Report. A list of our Financial Statements is provided in response to Item 13 of this Form 10-KSB Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not Applicable

                               PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      (a)  Identity of our current directors and executive officers.

Name                   Age            Position
------                -----           ---------
David M. Bovi          33            Director, Chief
                                     Executive Officer

William R. Colucci     61            Director, President,
                                     Treasurer, Secretary

   (b) Business experience of directors and executive officers.

     Mr. Bovi has served as a director and chief executive officer of the Company since its

<PAGE 10>

inception in April of 1999. Additionally, Mr. Bovi is an officer and director of other shell companies with the same business plan as the Company. See "Directors, Executive Officers, Promoters and Control Persons - Other Blank Check Activities". Mr. Bovi is also presently the sole shareholder, officer and director of David M. Bovi, P.A., a private practice law firm which concentrates its practice in representing public and private entities with respect to corporate and securities law and merger and acquisition transactions. He has held this position since April, 1996. From 1993 to 1996 he worked as a transactional corporate and securities and mergers and acquisitions attorney in the securities law departments of various law firms and private companies. Mr. Bovi received his LL.M. Degree (Masters Degree of Law) in Securities Regulation from Georgetown University Law School in May, 1993, his Juris Doctor Degree from St. Thomas University School of Law in May, 1992, and his Bachelor of Arts Degree in Economics from the State University of New York at Buffalo in May, 1989. He has been a member in good standing of the Florida Bar since October, 1992.

     Mr. Colucci has served as a director, president, secretary and treasurer of the Company since its inception in April, 1999. Additionally, Mr. Colucci is an officer and director of other shell companies with the same business plan as the Company. See "Directors, Executive Officers, Promoters and Control Persons - Other Blank Check Activities". Mr. Colucci is also presently a consultant with a privately held management firm known as Rhoades & Associates, L.L.C., a Florida limited liability company, which provides investment banking and business consulting services. From September 1997 to December 1999, Mr. Colucci served as a director of Net Lnnx, Inc., a publicly traded corporation which, in March, 1999, reorganized with PrintOnTheNet.Com, Inc. which provides printing services on the Internet via e-commerce. Prior to this reorganization, Net Lnnx, Inc. served as a "shell" corporation. From
June 1996 to May 1997, Mr. Colucci served as Chief Operating Officer and SEC Compliance officer for Physicians Laser Services, Inc., a publicly traded corporation traded in the Over-the-counter trading market. From April 1991 to May 1996, Mr. Colucci served as a senior partner of Decision Dynamics, Inc., a private business and real estate consulting firm. Prior to this, Mr. Colucci has served in senior management positions, including president and CEO of various companies. These companies included Bandak Corporation, a privately held jewelry and manufacturing company, Inmont Corporation, a publicly traded, billion dollar a year, chemical and paint manufacturing division of United Technologies, Inc., which is traded on the New York Stock Exchange, and Butcher & Sherrerd, a privately held securities brokerage firm based in Philadelphia, Pennsylvania. Mr Colucci received his Bachelor of Science Degree in Economics from St. Joseph's University in Philadelphia in 1964 and has successfully completed advanced courses of study at Stanford University's Graduate School of Business for executives of emerging growth companies.

OTHER BLANK CHECK ACTIVITIES

       Each of the Company's officers, directors, and principal shareholders hold similar officer, director and shareholder positions with a total of six blank check companies (including the Company). The following table sets forth, as of the date hereof, these companies' identities, amount and percentage of beneficial ownership of each of the Company's officers, directors, and principal shareholders in such companies, and the percentage of time they intend to devote to these

<PAGE 11>

companies' affairs:
                                               Percent of Time
Name, Filing Type             Amount and Percentage       Intended to Devote
SEC File Number               of Beneficial Ownership     To Company's Affairs
------------------           ------------------------    ----------------------

BF Acquisition Group I, Inc.     400,000 shrs.(50.31%)(1)       5%
Form 10-SB/12G                   300,000 shrs. (37.73%)(2)
SEC File No. 0-26843

BF Acquisition Group II, Inc.    400,000 shrs.(50.31%)(1)       5%
Form 10-SB/12G                   300,000 shrs. (37.73%)(2)
SEC File No. 0-26845

BF Acquisition Group III, Inc.   400,000 shrs. (50.31%)(1)      5%
Form 10-SB/12G                   300,000 shrs. (37.73%)(2)
SEC File No. 0-26849

BF Acquisition Group IV, Inc.    400,000 shrs. (50.31%)(1)      5%
Form 10-SB/12G                   300,000 shrs. (37.73%)(2)
SEC File No. 0-26851

BF Acquisition Group V, Inc.     400,000 shrs. (50.31%)(1)      5%
Form 10-SB/12G                   300,000 shrs. (37.73%)(2)
SEC File No. 0-26853

Harbor Town Holding              9,115,625 shrs. (45.12%)(1)    5%
Group I, Inc.                    1,810,541 shrs. (8.96%)(2)
Form 10-SB/12G
SEC File No. 0-23439
_______________________________
(1)    Represents shares owned by Mr. Bovi.
(2)    Represents shares owned by Mr. Colucci.

          The Company and each of these other entities will be in competition with each other for Target Businesses. Presently, no determination has been made as to these companies' priority with respect to the order which these companies will attempt to effectuate a Business Combination once they are prepared to so.

          Presently, the only persons who perform material operations on behalf of the Company are the Company's present officers and directors. Until such time as a Business Combination occurs, the officers and directors of the Company do not expect any significant changes in the composition of the Company's officers or board of directors.

<PAGE 12>

         Each director is elected until the next Annual Meeting of shareholders and until his successor is qualified. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers and directors of the Company are
acting on behalf of or will act at the discretion of any other person.   The
initial promoters of the Company are David M. Bovi and William R. Colucci. The Company had no other promoters.


   SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

       To the best of our knowledge, no officer, director and/or beneficial owner of more than 10% of our common stock, failed to file reports as required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.   EXECUTIVE COMPENSATION.

       During the period covered by this report, None of our executive officers received any type of salary or other compensation in connection with their employment as such. We have not entered into any type of employment agreement with any of our officers. The Company has no other executive officers. Pursuant to Instruction (5) to Item 402(a)(2) of Regulation S-B, no table or column is provided in this Item 6 to this registration statement.

       Neither Mr. Bovi nor Mr. Colucci are bound by an employment agreement with the Company. As a result, either of them may terminate their relationship with the Company at any time for any reason.

       Compensation of Directors

       During the fiscal year ending April 30, 2000, other than as described herein, no other officer or director received any type of compensation from our Company for serving as such. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

       Employee Stock Option Plan

       We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but our Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth, as of the date hereof, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to the Company to be the beneficial owner of more than five percent (5%) of Company's Common Stock:

<PAGE 13>

Name and Address              Amount and Nature            Percent of Class
of Beneficial Owner           of Beneficial Ownership

David M. Bovi                           400,000                50.31%
319 Clematis Street, Suite 812
West Palm Beach, Fl 33401

William R. Colucci                      300,000                37.73%
120 S. Olive Avenue, Suite 705
West Palm Beach, Fl 33401

       The following table sets forth, as of the date hereof, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of the Company's Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group:

Name and Address                Amount and Nature          Percent of Class
of Beneficial Owner             of Beneficial Ownership

David M. Bovi                        400,000 (D)               50.31%
319 Clematis Street, Suite 812
West Palm Beach, Fl 33401

William R. Colucci                   300,000 (D)               37.73%
120 S. Olive Avenue, Suite 705
West Palm Beach, Fl 33401

All Officers and Directors
as a Group (2 persons).              700,000 (D)               88.05%


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Although our management has no current plans to cause the Company to do so, our affiliates, officers and directors may actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of some shares of Common Stock held by management or affiliates. Thus, it is likely that none of our other shareholders will be afforded the right to sell their shares of Common Stock in connection with a Business Combination pursuant to the same terms that such selling officers, directors or affiliates will be provided. Also, such shareholders will not be afforded an opportunity to approve or consent to such management or affiliate's stock purchase. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the

<PAGE 14>

context of an acquisition involving our Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

       The executive and business office of the Company consists of office space located at 319 Clematis Street, Suite 812, West Palm Beach, Florida
33401. Pursuant to a written lease, the Company sub-leases this office space on a month-to-month basis at below fair market value rates from David M. Bovi, P.A., a corporation controlled by David M. Bovi, a shareholder and director of the Company and the Company's chief executive officer. The Company believes this office space is adequate to serve its needs until such time as a Business Combination occurs. The Company expects to be able to utilize these offices, pursuant to the terms described above, until such time as a Business Combination occurs.

       Pursuant to Sections 607.0901(5) and 607.0902(5) of the Florida Business Corporation Act, our Company has inserted certain provisions in our articles of incorporation which have the effect of removing us from the purview of the control-share acquisition and affiliated transaction statutes promulgated under Sections 607.0901 and 607.0902 of the Florida Business Corporation Act and hence, the protections afforded by such statutes.

        Section 607.0901 of the Florida Business Corporation Act imposes limitations on the exercise of corporate control, directly or indirectly, by a beneficial owner of more than 10% of a corporation's outstanding voting stock (an "interested shareholder"). The corporation's "disinterested directors" as defined therein, or a supermajority of the corporation's shareholders
(other than the interested shareholder and related parties) are required to approve certain business combinations and corporate transactions with the interested shareholder or any entity or individual controlled by the interested shareholder ("affiliated transaction"), unless certain statutory exemptions apply, or the corporation has opted out of the affiliated transactions statute. The stated purpose of the affiliated transactions statute is to assure that Florida shareholders who do not tender their shares in a hostile takeover offer receive a fair price for those shares in a second-step, freeze-out transaction. By removing the Company from the purview of Florida's affiliated transaction statute, the consideration received by selling shareholders in a "second-step" transaction could be less than the consideration received by the selling shareholders in the initial transaction.

       Section 607.0902 of the Florida Business Corporation Act denies corporate control to an acquirer of control shares by extinguishing the voting rights of shares of an "issuing public corporation", as defined therein, acquired in a "control share acquisition", as defined therein. Voting rights may be reinstated to the extent provided in a shareholders' resolution approved by
(1) each class or series entitled to vote separately on the proposal by a majority of all votes entitled to be cast by such class or series and (2) each class or series entitled to vote separately on the proposal by a majority of all votes entitled to be cast by such class or series, excluding all "interested shares" (ie., generally speaking, those shares that may be voted by or at the direction of a person who made a control-share acquisition or an officer or employee/director of the subject "issuing public corporation"). The acquisition of shares is not directly affected, only the voting rights attendant to control shares. Other shares of the same corporation that are owned or acquired by the same person

<PAGE 15>

are not affected.

       The stated purpose of the control share acquisitions statute is to protect Florida shareholders by affording them an opportunity to decide whether a change in corporate control is desirable. By removing the Company from the purview of Florida's control-share acquisition statute, shares of an "issuing public corporation" acquired pursuant to a control acquisition are not deemed to be "control-share acquisitions", which, in the Company's case, effectively denies non-management/affiliate shareholders an opportunity to approve or consent to an acquirer's purchase of such management or affiliate's stock pursuant to a Business Combination.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  EXHIBITS.

Exhibit No.           Description of Exhibit           Sequential Page No.
-----------          ------------------------         ---------------------

(3)                   Charter and Bylaws.

       3.1            Articles of Incorporation.            **

       3.2            Bylaws.                               **

(4)                   Instruments defining the rights of security holders.

       4.1            Articles of Incorporation.            **

       4.2            Bylaws.                               **

(10)                  Material Contracts.

       10.1           Pre-incorporation Agreement.          **

       10.2           Office Sub-Lease Agreement.           **

(27)                  Financial Data Schedule.

       27.1           Financial Data Schedule.

**    Incorporated by reference to Registrant's Form 10-SB filed July 27, 1999.

      (b) REPORTS ON FORM 8-K.

       We filed no reports on Form 8-K during the last quarter of the year ended April 30, 2000.

      (c) FINANCIAL DATA SCHEDULE.

<PAGE 16>

                              APPENDIX A
                        FINANCIAL STATEMENTS.
       The following Audited Financial Statements are filed as part of this Form 10-KSB Report:

 1.    Balance Sheets as of April 30, 2000 and 1999.

 2. Statements of Operations for the Year ended April 30, 2000 and the period April 15, 1999 (date of incorporation) through April 30, 1999.

 3. Statement of Changes in Stockholders' Equity for the Year ended April 30, 2000 and the period April 15, 1999 (date of incorporation) through April 30, 1999.

 4. Statements of Cash Flows for the Year ended April 30, 2000 and the period April 15, 1999 (date of incorporation) through April 30, 1999.

 5.    Notes to Financial Statements for the Year ended April 30,
       2000 and the period April 15, 1999 (date of incorporation) through April 30, 1999.

   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

BF ACQUISITION GROUP IV, INC.

By: /s/ David M. Bovi
    -----------------
    David M. Bovi, Director
    Chief Executive Officer

Date: July 27, 2000

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ David M. Bovi
    -----------------
    David M. Bovi, Director
    Chief Executive Officer

Date: July 27, 2000

By: /s/ William R. Colucci
    ----------------------
    William R. Colucci, Director
    President, Treasurer
    Date: July 27, 2000

<PAGE 17>

                     BF ACQUISITION GROUP IV, INC.

                    (A DEVELOPMENT STAGE COMPANY)





                    INDEX TO FINANCIAL STATEMENTS
                   -------------------------------


                                                                     Page
                                                                    ------

          INDEPENDENT AUDITORS' REPORT                               F-2
          ----------------------------

          FINANCIAL STATEMENTS
          --------------------
               Balance Sheets                                        F-3

               Statements of Operations                              F-4

               Statement of Changes in Stockholders' Equity          F-5

               Statements of Cash Flows                              F-6


          NOTES TO FINANCIAL STATEMENTS                       F-7 through F-9
          -----------------------------



                                    F-1

<PAGE 17>

                        INDEPENDENT AUDITORS' REPORT
                       ------------------------------


To the Stockholders of
BF Acquisition Group IV, Inc.

We have audited the accompanying balance sheets of BF Acquisition Group IV, Inc. (the "Company"), a development stage company, as of April 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended April 30, 2000 and the period April 15, 1999 (date of incorporation) through April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BF Acquisition Group IV, Inc. as of April 30, 2000 and 1999, and the results of its operations and its cash flows for the year ended April 30, 2000 and the period April 15, 1999 (date of incorporation) through April 30, 1999 in conformity with generally accepted accounting principles.


                                    /s/ Ahearn, Jasco + Company, P.A.
                                    __________________________________________
                                    AHEARN, JASCO + COMPANY, P.A.
                                    Certified Public Accountants

Pompano Beach, Florida
May 19, 2000
                                 F-2

<PAGE 18>


                         BF ACQUISITION GROUP IV, INC.
                        (A Development stage company)
                               BALANCE SHEETS
                        AS OF APRIL 30, 2000 AND 1999


                                                       2000          1999
                                                     ---------      ---------

                                        ASSETS
                                       --------


 CURRENT ASSET - Cash and cash equivalents            $ 1,082        $ 1,000
                                                    ==========      ==========



                             LIABILITIES AND STOCKHOLDERS' EQUITY
                            --------------------------------------

ACCRUED EXPENSES                                    $   650          $   -
                                                   ----------       ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 5,000,000
   authorized; none issued or outstanding:              -                -
   Common stock, $.001 par value; 50,000,000
   authorized; shares issued and outstanding:
   795,000 in 2000 and 700,000 in 1999                 795              700
   Additional paid-in capital                        3,646              672
   Deficit accumulated during the development stage (4,009)            (372)
                                                   ----------        ----------

      TOTAL STOCKHOLDERS' EQUITY                       432             1,000
                                                   ----------        ----------

      TOTAL LIABILITIES AND STOCKHOLDER' EQUITY    $  1,082            $1,000
                                                   =========         ==========


                        See notes to financial statements.

<PAGE 19>


                         BF ACQUISITION GROUP IV, INC.
                         (A development stage company)
                           STATEMENTS OF OPERATIONS
                        FOR THE YEAR ENDED APRIL 30, 2000
                     AND THE PERIOD APRIL 15, 1999 (date of
                     incorporation) THROUGH APRIL 30, 2000



                                                        2000           1999
                                                     -----------     ---------

 REVENUE                                              $  -             $  -


GENERAL AND ADMINISTRATIVE EXPENSES                     3,637            372
                                                     -----------     ----------

        LOSS BEFORE INCOME TAX PROVISION               (3,637)          (372)

PROVISION FOR INCOME TAXES                               -                -


        NET LOSS                                     $ (3,637)       $  (372)
                                                     ===========     ===========

LOSS PER COMMON SHARE:
   Basic and diluted                                 $ (0.0047)      $ (0.0005)
                                                     ==========      ===========

   Weighted average common shares                      775,685         700,000
   outstanding                                       ==========      ===========





                       See notes to financial statements.

<PAGE 20>

                          BF ACQUISITION GROUP IV, INC.
                         (A development stage company)
                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE YEAR ENDED APRIL 30, 2000
                AND THE PERIOD APRIL 15, 1999 (date of incorporation)
                            THROUGH APRIL 30, 1999


                                                        DEFICIT
                                                        ACCUMULATED
                                 COMMON    ADDITIONAL   during the
                                STOCK,at   Paid-in      Development
                                par value  Capital       Stage       Total
                               ----------  ---------   ------------  --------
STOCKHOLDERS' EQUITY,
April 15, 1999                 $   -       $   -       $    -        $  -

Sale of 510,000 shares of
common stock                      510         490           -         1,000

Common stock issued for
services                          190         182           -           372

Net loss for the initial
period ended April 30, 1999        -           -          (372)        (372)
                              ---------   ---------    -----------   ---------

STOCKHOLDERS' EQUITY,
April 30, 1999                   700          672         (372)       1,000

Sale of 60,000 shares of
common stock                      60        2,940           -         3,000

Common stock issued for
services                          35           34                        69

Net loss for the fiscal
year ended April 30, 2000         -            -         (3,637)      (3,637)
                             ---------   ----------    ----------   ----------

STOCKHOLDERS' EQUITY,
April 30, 2000                 $  795     $ 3,646       $ (4,009)     $  432
                             =========   ==========    ==========   ==========



                           See notes to finanical statments.

<PAGE 21>


                         BF ACQUISITION GROUP IV, INC.
                      (A development stage company)
                        STATEMENTS OF CASH FLOWS
                     FOR THE YEAR ENDED APRIL 30, 2000
             AND THE PERIOD APRIL 15, 1999 (DATE OF INCORPORATION)
                          THROUGH APRIL 30, 1999

                                                     2000            1999
                                                   ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                      $  (3,637)        $ (372)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
    Common stock issued for services                    69            372
    Changes in liabilities:
        Increase in accrued expenses                   650             -
                                                   ---------       --------


    NET CASH USED IN OPERATING ACTIVITIES          (2,918)             -

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock           3,000            1,000
                                                  --------         --------

   NET INCREASE IN CASH AND CASH EQUIVALENTS           82            1,000


CASH AND CASH EQUIVALENTS, beginning of period      1,000              -
                                                  --------         --------

CASH AND CASH EQUIVALENTS, end of period          $ 1,082          $ 1,000
                                                  ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                         $   -            $  -
                                                  ========         ========
   Cash paid for income taxes                     $   -            $  -
                                                  ========         ========


                      See notes to financial statements.

<PAGE 22>


                        BF ACQUISITION GROUP IV, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED APRIL 30, 2000
             AND THE PERIOD APRIL 15, 1999 (DATE OF INCORPORATION)
                          THROUGH APRIL 30, 1999



 NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-------------------------------------------------

               BF Acquisition Group IV, Inc., (the "Company"), a development stage company, was organized in Florida on April 15, 1999 as a "shell" company which plans to look for suitable business partners or acquisition candidates to merge with or acquire. Operations since incorporation have consisted primarily of obtaining initial capital contributions by the insiders and coordination of activities regarding the SEC registration of the Company.
               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


  NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 ----------------------------------------------------

     INCOME TAXES
     ------------
               The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provisions as shown on the accompanying statements of operations is zero since the deferred tax assets generated from the net operating losses are offset in their entirety by valuation allowances.

     CASH AND CASH EQUIVALENTS
     -------------------------
               Cash and cash equivalents, if any, include all highly liquid debt instruments with an original maturity of three months or less at the date of purchase.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------
               Cash and accrued expenses are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments.

     EARNINGS PER COMMON SHARE
     -------------------------
               Earnings per share is calculated in accordance with SFAS
     No. 128, "Earnings Per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings Per Share."

<PAGE 23>

                         BF ACQUISITION GROUP IV, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                       FOR THE YEAR ENDED APRIL 30, 2000
            AND THE PERIOD APRIL 15, 1999 (DATE OF INCORPORATION)
                           THROUGH APRIL 30, 1999


  NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
 ----------------------------------------------------------------

     COMPREHENSIVE INCOME
     ---------------------
                In accordance with SFAS No. 130, "Reporting Comprehensive Income" the Company is required to report its comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under accounting principles generally accepted in the United
     States are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as and adjustment to stockholders' equity. A statement of comprehensive income is not presented since the Company had no items of other comprehensive income.
     Comprehensive income is the same as net income for all periods presented herein.

     SEGMENT INFORMATION
     ---------------------
                The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," effective April 30, 1999.
     SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. The Company operates its business as a single segment. As a result, no additional disclosure was required.

     RECENT ACCOUNTING STANDARDS
     ---------------------------
                 In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 effective for the year ending April 30, 2002. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or results of operations when such statement is adopted.


   NOTE 3 - LOSS PER COMMON SHARE
  --------------------------------
                 Net loss per common share outstanding for the period April
     15, 1999 (date of incorporation) through April 30, 1999, as shown on the statements of operations, is based on the number of common shares outstanding at the balance sheet date. Weighted average shares outstanding was not computed since it would not be meaningful in the circumstances, as all shares issued during the period from incorporation through April
     30, 1999 were for initial capital and were issued to just two individuals. Therefore, the total shares outstanding at the end of the period was deemed to be the most relevant number of shares to use for purposes of this disclosure.
                                  F-8

<PAGE 24>

                       BF ACQUISITION GROUP IV, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED APRIL 30, 2000
                 AND THE PERIOD APRIL 15, 1999 (DATE OF INCORPORATION)
                           THROUGH APRIL 30, 1999



  NOTE 3 - LOSS PER COMMON SHARE (continued)
 -------------------------------------------
                   For the fiscal year ended April 30, 2000, basic and diluted weighted average common shares include only common shares outstanding since there were no common share equivalents.

                   A reconciliation of the number of common shares shown as outstanding in the financial statements with the number of shares used in the computation of weighted average common shares outstanding is follows:

                                                 2000          1999
                                               ---------    ----------

  Common shares outstanding at April 30th       795,000       700,000
  Effect of weighting                           (19,315)         -
                                               ---------    ----------

  Weighted average common shares outstanding    775,685       700,000
                                               =========    ==========


  NOTE 4   CAPITAL STOCK
 ------------------------

            COMMON STOCK
           --------------
               The holders of the common stock are entitled to one vote per share and have non-cumulative voting rights. The holders are also entitled to receive dividends when, as, and if declared by the Board of Directors. Additionally, the holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

            PREFERRED STOCK
           -----------------
               The Board of Directors of the Company is authorized to provide for the issuance of the preferred stock in classes or series and, by filing the appropriate articles of amendment with the Secretary of State of Florida, is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock. This type of preferred stock is commonly referred to as "blank check preferred stock". As of May 19, 2000, no shares of preferred stock have been issued and no preferences, limitations or relative rights have been assigned.


 NOTE 5 - RELATED PARTY TRANSACTIONS
 -------------------------------------

                On April 15, 1999, the company issued 190,000 shares valued at $372 as consideration for services rendered by the two founding shareholders of the Company for the formation of the Company.

                The Company sub-leases office space on a month-to-month basis for a nominal fee from a shareholder/executive officer of the Company.