Form 10QSB
period 2002-01-31
BF ACQUISITION GROUP IV INC
filed 2004-06-17
CIK 1089777

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2002
                                        ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to _________

                         Commission File number 0-25851

                         BF ACQUISITION GROUP IV, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0913586
--------------------------------------------------------------------------------
                        (IRS Employer Identification No.)

              2501 Turk Boulevard, San Francisco, California 94118
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (415) 831-1974
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 15, 2004, there were approximately 825,000shares of common stock, $0.001 par value, issued and outstanding.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         BF ACQUISITION GROUP IV, INC.

                                Form 10-QSB Index
                                January 31, 2002

                                                                        Page

Part I: Financial Information.............................................2

         Item 1.  Financial Statements .................................. 2
                  Balance Sheet as of January 31, 2002 (Unaudited)....... 2

                  Statement of Operations For the Three
                  Months Ended January 31, 2002 and 2001 and
                  Nine Months Ended January 31, 2002 and 2001
                  and Period from Inception (April 15, 1999)
                  through January 31, 2002 (Unaudited)....................3

                  Statement Of Cash Flows For the Nine
                  Months Ended January 31, 2002 and 2001 and
                  Period from Inception (April 15, 1999)
                  through January 31, 2002 (Unaudited)....................4

                  Notes To Condensed Financial Statements for the
                  Interim Period Ended January 31, 2002 (Unaudited) ..... 5

         Item 2. Management's Plan of Operation ..........................8

         Item 3. Controls and Procedures..................................8

Part II:   Other Information .............................................9

         Item 1.   Legal Proceedings .....................................9

         Item 2.   Changes in Securities .................................9

         Item 3.    Defaults Upon Senior Securities ......................9
         Item 4.    Submission of Matters to a Vote of Security Holders ..9
         Item 5.    Other Information ....................................9
         Item 6.   Exhibits and Reports on Form 8-K ......................10

Signatures................................................................11

PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BF ACQUISITION GROUP IV, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

                                                                     JANUARY 31,
                                                                        2002
                                                                     -----------

                                     ASSETS

Current assets:
    Cash and cash equivalents                                           $    --
                                                                        -------


          Total assets                                                  $    --
                                                                        =======

                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Accrued Expenses                                                        $ 3,310
                                                                        -------
          Total liabilities                                               3,310


Stockholders' deficit:
    Preferred stock, no par value; 5,000,000 shares
        authorized; none issued or outstanding                               --
    Common stock $0.001 par value; 50,000,000 shares
        authorized, 825,000 shares issued and outstanding                   825
    Additional paid-in capital                                            5,116
    Deficit accumulated during the development stage                     (9,251)
                                                                        -------
          Total stockholders' deficit                                    (3,310)
                                                                        -------


          Total liabilities and stockholders' deficit                   $    --
                                                                        =======


   The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP IV, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
     (UNAUDITED)

                                                                                                                      PERIOD FROM
                                                                                                                       INCEPTION
                                                          THREE MONTHS  THREE MONTHS    NINE MONTHS    NINE MONTHS  (APRIL 15, 1999)
                                                             ENDED         ENDED           ENDED          ENDED         THROUGH
                                                           JANUARY 31,    JANUARY 31,    JANUARY 31,    JANUARY 31,    JANUARY 31,
                                                              2002          2001            2002           2001           2002
                                                           ---------      ---------      ---------      ---------      ---------
Revenues                                                   $      --      $      --      $      --      $      --      $      --


General and administrative expenses                              550          1,128          1,695          2,300          9,251
                                                           ---------      ---------      ---------      ---------      ---------

    Loss before income tax provision                            (550)        (1,128)        (1,695)        (2,300)        (9,251)

Provision for income taxes                                        --             --             --             --             --
                                                           ---------      ---------      ---------      ---------      ---------

    Net loss                                               $    (550)     $  (1,128)     $  (1,695)     $  (2,300)     $  (9,251)
                                                           =========      =========      =========      =========      =========



    Basic and diluted loss per common share:

    Basic and diluted loss per common share                $ (0.0007)     $ (0.0014)     $ (0.0021)     $ (0.0029)
                                                           =========      =========      =========      =========

    Weighted average number of common shares outstanding     825,000        802,174        825,000        797,391
                                                           =========      =========      =========      =========


   The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP IV, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
     (unaudited)


                                                                                                            PERIOD FROM
                                                                        FOR THE           FOR THE            INCEPTION
                                                                       NINE MONTHS       NINE MONTHS      (APRIL 15, 1999)
                                                                          ENDED             ENDED             THROUGH
                                                                     JANUARY 31, 2002   JANUARY 31, 2001   JANUARY 31, 2002
                                                                     ----------------   ----------------   ----------------
Cash flows from operating activities:
    Net loss                                                              $(1,695)          $(2,300)          $(9,251)
    Common stock issued for services 441 Changes in liabilities:
       Increase in accrued expenses                                         1,650               825             3,310
                                                                          -------           -------           -------

             Net cash used in operating activities                            (45)           (1,475)           (5,500)
                                                                          -------           -------           -------

Cash flows from financing activities:
    Sale of common stock                                                       --               500             5,500
                                                                          -------           -------           -------

             Net cash provided by financing activities                         --               500             5,500
                                                                          -------           -------           -------

Net decrease in cash and cash equivalents                                     (45)             (975)               --

Cash and cash equivalents at beginning of period                               45             1,082                --
                                                                          -------           -------           -------

Cash and cash equivalents at end of period                                $    --           $   107           $    --
                                                                          =======           =======           =======


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

       The information for the three and nine months ended January 31, 2002 has not been audited by independent certified public accountants, but includes all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period.

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

       PREFERRED STOCK

       The Board of Directors of the Company is authorized to provide for the issuance of the preferred stock in classes or series and, by filing the appropriate articles of amendment with the Secretary of State of Florida, is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock. This type of preferred stock is commonly referred to as "blank check preferred stock". As of February 27, 2004, no shares of preferred stock have been issued and no preferences, limitations and relative rights have been assigned.

5.     GOIN CONCERN

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

BF ACQUISITION GROUP IV, INC.


Registrant

By: /s/ William Colucci
--------------------------------
      William Colucci, President

Dated: June 16, 2004

By: /s/ William Colucci
--------------------------------
      William Colucci, President

Dated: June 16, 2004

By: /s/ William Colucci
--------------------------------
      William Colucci, Treasurer

Dated: June 16, 2004