Form 10QSB
period 2003-01-31
BF ACQUISITION GROUP IV INC
filed 2004-06-18
CIK 1089777

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2003.

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

                         BF ACQUISITION GROUP IV, INC.

                                Form 10-QSB Index
                                January 31, 2003

                                                                         Page

Part I: Financial Information...............................................2

         Item 1. Financial Statements

                  Balance Sheet as of January 31, 2003 (Unaudited)..........2

                  Statement of Operations For the Three
                  Months Ended January 31, 2003 and 2002 and Nine
                  Months Ended January 31, 2003 and 2002 and
                  Period from Inception (April 15, 1999)
                  through January 31, 2003 (Unaudited)......................3

                  Statement Of Cash Flows For the Nine
                  Months Ended January 31, 2003 and 2002 and
                  Period from Inception (April 15, 1999)
                  through January 31, 2003 (Unaudited)......................4

                  Notes To Condensed Financial Statements for the
                  Interim Period Ended January 31, 2003 (Unaudited) ........5

         Item 2. Management's Plan of Operation ............................8

         Item 3. Controls and Procedures....................................8

Part II:   Other Information ...............................................9

         Item 1.   Legal Proceedings .......................................9

         Item 2.   Changes in Securities ...................................9

         Item 3.    Defaults Upon Senior Securities ........................9

         Item 4.    Submission of Matters to a Vote of Security Holders ....9

         Item 5.    Other Information ......................................9

         Item 6.   Exhibits and Reports on Form 8-K ........................10
00
Signatures..................................................................11

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

BF ACQUISITION GROUP IV, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

                                                             JANUARY 31,
                                                                2003
                                                             -----------

                             ASSETS

Current assets:
    Cash and cash equivalents                                 $     --
                                                              --------


          Total assets                                        $     --
                                                              ========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accrued expenses                                          $  6,085
    Loans from shareholders                                        150
                                                              --------
          Total current liabilities                              6,235
                                                              --------


Stockholders' deficit:
    Preferred stock, no par value; 5,000,000 shares
        authorized; none issued or outstanding                      --
    Common stock $0.001 par value; 50,000,000 shares
        authorized, 825,000 shares issued and outstanding          825
    Additional paid-in capital                                   5,116
    Deficit accumulated during the development stage           (12,176)
                                                              --------
          Total stockholders' deficit                           (6,235)
                                                              --------


          Total liabilities and stockholders' deficit         $     --
                                                              ========


   The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP IV, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                                           PERIOD FROM
                                                                                                              INCEPTION
                                              THREE MONTHS    THREE MONTHS    NINE MONTHS    NINE MONTHS  (APRIL 15, 1999)
                                                  ENDED           ENDED          ENDED          ENDED         THROUGH
                                               JANUARY 31,     JANUARY 31,    JANUARY 31,    JANUARY 31,    JANUARY 31,
                                                  2003            2002           2003           2002          2003
                                                ---------      ---------      ---------      ---------      --------
Revenues                                        $      --      $      --      $      --      $      --      $     --


General and administrative expenses                   550            550          1,650          1,695        12,176
                                                ---------      ---------      ---------      ---------      --------

   Loss before income tax provision                  (550)          (550)        (1,650)        (1,695)      (12,176)

Provision for income taxes                             --             --             --             --            --
                                                ---------      ---------      ---------      ---------      --------

   Net loss                                     $    (550)     $    (550)     $  (1,650)     $  (1,695)     $(12,176)
                                                =========      =========      =========      =========      ========



   Basic and diluted loss per common share:

   Basic and diluted loss per common share      $ (0.0007)     $ (0.0007)     $ (0.0020)     $ (0.0021)
                                                =========      =========      =========      =========

   Weighted average number of
     common shares outstanding                    825,000        825,000        825,000        825,000
                                                =========      =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP IV, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                PERIOD FROM
                                                              FOR THE           FOR THE          INCEPTION
                                                            NINE MONTHS       NINE MONTHS     (APRIL 15, 1999)
                                                               ENDED              ENDED           THROUGH
                                                         JANUARY 31, 2003   JANUARY 31, 2002  JANUARY 31, 2003
                                                         ----------------   ----------------  ----------------
Cash flows from operating activities:
    Net loss                                                  $(1,650)          $(1,695)          $(12,176)
    Common stock issued for services                               --                --                441
    Changes in liabilities:
      Increase in accrued expenses                              1,650             1,650              6,085
                                                              -------           -------           --------

           Net cash used in operating activities                   --               (45)            (5,650)
                                                              -------           -------           --------

Cash flows from financing activities:
    Loan received from related party                               --                --                150
    Sale of common stock                                           --                --              5,500
                                                              -------           -------           --------


           Net cash provided by financing activities               --                --              5,650
                                                              -------           -------           --------

Net decrease  in cash and cash equivalents                         --               (45)                --

Cash and cash equivalents at beginning of period                   --                45                 --
                                                              -------           -------           --------

Cash and cash equivalents at end of period                    $    --           $    --           $     --
                                                              =======           =======           ========

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

       The information for the three and nine months ended January 31, 2003 has not been audited by independent certified public accountants, but includes all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period.

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