Form 10QSB
period 2004-07-31
BF ACQUISITION GROUP IV INC
filed 2004-09-20
CIK 1089777

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

-
X  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
-  1934

For the quarterly period ended July 31, 2004
                               -------------
-
   Transition report under Section 13 or 15(d) of the Exchange Act
-

For the transition period from ___________ to _________

         Commission file number         0-26851
                                   -----------------

                          BF ACQUISITION GROUP IV, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Florida                                65-013586
   ---------------------------           ---------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)                   Identification No.)

                  2501 Turk Boulevard, San Francisco, CA 94118
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (415) 831-1974
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal ear, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes      X     No
         -----       ------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes            No
         -----       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:          925,000
                                                     -------------------------

         Transitional  Small Business Disclosure Format (check one):

Yes              No     X
         -----       ------

                                      INDEX



   PART I
   FINANCIAL INFORMATION

   Item 1.    Financial Statements.............................................3

   Item 2.    Management's Discussion and Analysis or Plan of Operation........8

   Item 3.    Controls and Procedures.........................................10

   PART II
   OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K................................10

                                     PART I
                              FINANCIAL INFORMATION

Item 1.    Financial Statements



                          BF ACQUISITION GROUP IV, INC.
                                  Balance Sheet
                                  July 31, 2004
                                   (Unaudited)

                                     ASSETS

Current Assets:
     Cash and cash equivalents                                    $                    26,903
     Prepaid Expenses                                                                   1,000
     Due From Affiliates                                                               18,825
                                                                        ---------------------------------
         Total Current Assets                                                          46,728
                                                                        ---------------------------------

Fixed Assets:                                                                           3,500
                                                                        ---------------------------------

Other Assets:
     Available of sale securities                                                     300,000
                                                                        ---------------------------------
     Security Deposits                                                                  1,100
                                                                        ---------------------------------
                                                                                      301,100
                                                                        ---------------------------------

Total Assets:                                                     $                   351,328
                                                                        =================================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accrued Expenses                                             $                      11,931
     Advances from unrelated parties                                                    370,300
     Loans from shareholders                                                                300
                                                                          -------------------------------
         Total Current Liabilities                                                      382,531
                                                                          -------------------------------

Stockholders' deficit
     Preferred stock, no par value; 5,000,000 shares
         authorized; none issued or outstanding
     Common stock $0.001 par value; 50,000,000 shares
     authorized, 825,000 shares issued and outstanding                                      825
     Additional paid-in capital                                                           5,116
     Deficit accumulated during the development stage                                   (37,144)
                                                                          -------------------------------
         Total stockholders' deficit                                                    (31,203)
                                                                          -------------------------------

         Total liabilities and stockholders' deficit              $                     351,328
                                                                          ===============================

The accompanying notes are an integral part of these financial statements.




                          BF ACQUISITION GROUP IV, INC.
                            Statements of Operations
                                   (Unaudited)


                                                          For the Three Month Period Ended
                                                                      July 31
                                                    ---------------------------------------------

                                                           2004                     2003
                                                    -------------------     ---------------------

Revenues                                            $       - -             $        - -

Cost of Goods Sold                                          - -                      - -
                                                    -------------------     ---------------------

Gross Profit                                        $       - -             $        - -

General and Administrative Expenses                       (25,962)                   (550)
                                                    -------------------     ---------------------

Loss before income tax provision                    $     (25,962)          $        (550)

Provision for income taxes
                                                    -------------------     ---------------------


Net Loss                                            $     (25,962)          $        (550)
                                                    ===================     =====================

Loss Per Share
     Basic and Diluted                              $    (0.0315)           $    (0.0007)
                                                    ===================     =====================

Weighted Average Shares Outstanding
     Basic and Diluted
                                                          825,000                 825,000
                                                    ===================     =====================

See notes to condensed financial statements.






                          BF ACQUISITION GROUP IV, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                              For the Three Month Periods Ended
                                                                                           July 31
                                                                   ---------------------------------------------------------

                                                                              2004                          2003
                                                                   ---------------------------    --------------------------
Cash Flows Used for Operating Activities
     Net Loss                                                      $            (25,962)          $              (550)
     Changes in Assets and Liabilities:
         Increase in due from affiliates                                        (18,825)                            -
         Increase in Prepaid Expenses                                            (1,000)                            -
         Increase in Security deposits                                           (1,100)                          550
         Increase in Accrued Expenses                                             6,990                             -
         Increase in advances from unrelated parties                            370,300                             -
                                                                   ---------------------------    --------------------------

Net Cash Used for Operating Activities                                         $330,403                             -
                                                                   ---------------------------    --------------------------

Cash Flows Used for Investing Activities
     Purchase of Capital Assets                                                  (3,500)                          ___
     Purchase of investments                                                   (300,000)                          ___
                                                                   ---------------------------    --------------------------

Net Cash Used for Investing Activities                                        $(303,500)                          ___
                                                                   ---------------------------    --------------------------

Cash Flows From Financing Activities
     Proceeds from Issuance of Common Stock, Net
     Proceeds from Issuance of Convertible Debt
     Proceeds from Issuance of Debt
     Repayments on Debt
     Repayments on Capital Lease Obligations
                                                                   ---------------------------    --------------------------

Net Cash Provided by Financing Activities                                           ___                           ___
                                                                   ---------------------------    --------------------------

Net Increase in Cash and Cash Equivalents                                       $26,903                           ___

Cash, Beginning of Period                                                           ___                           ___
                                                                   ---------------------------    --------------------------

Cash, End of Period                                                             $26,903                           ___
                                                                   ===========================    ==========================


                          BF ACQUISITION GROUP IV, INC.
                     Notes to Condensed Financial Statements


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

         The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The information for the three months ended July 31, 2004 and 2003 has not been audited by independent certified public accountants, but includes all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the period.

         Certain information and footnote disclosure normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these interim financial statements are adequate to make the information not misleading.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB on file with the Securities and Exchange Commission.

         2. ADVANCES FROM NON AFFILIATES:

         During the quarter ended July 31, 2004, the Company received advances totaling $370,300 form non affiliated individuals. Such funds were utilized for general corporate purposes and to purchase investments in the common stock of various corporations. The Company intents to settle such advances in the near future by the issuance of debt or equity instruments.

         3. INVESTMENTS:

         The Company's investments at July 31, 2004 consist of equity securities that are considered available for sale. The carrying amounts of such investment approximate market value. Management intends to hold such investment for long range investment purposes. No individual investments exceed 20% of the outstanding stock of such companies nor does the Company have any influence on such companies.

         4. GOING CONCERN

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

Item 2.    Management's Discussion and Analysis or Plan of Operation

         Overview

                  The following discussion "Management's Plan of Operation" contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward- looking statements, which we have made as of the date of this Quarterly Report on Form 10-QSB.

                  The following is qualified by reference to, and should be read in conjunction with our audited financial statements ("Financial Statements"), and the notes thereto, included elsewhere in this Form 10-QSB, as well as the discussion hereunder "Management's Plan of Operation."

                  During the period covered by this report, BF Acquisition Group IV, Inc. (the "Company") conducted no business operations and generated no revenue.

                  Our Company was initially organized as a "shell" company, with plans to seek business partners or acquisition candidates; however, due to capital constraints, we were unable to continue with our business plan. In March 2001, we ultimately ceased our business activities and became dormant, whereby we incurred only minimal administrative expenses. We have currently initiated activities to establish our business plan during the development stage. Management is devoting most of its efforts to general business planning, raising capital, seeking appropriate business partners for either a merger or acquisition and developing other business opportunities.

                  As described above, we became dormant for a period of time due to the lack of capital. We incurred losses from operations, and presently do not have any revenues to cover our incurred expenses. Our management recognizes that we must generate additional resources to enable us to pay our obligations as they come due, and that we must ultimately implement our business plan and achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.

                  Until we obtain business partners or acquisition candidates, our Company does not expect to meet its current capital requirements for the next twelve months. Additionally, we cannot assure you that if we obtain business partners or acquisition candidates that we will meet our current capital requirements for the next twelve months. Our auditors have included a going concern consideration in the Notes to our Financial Statements.

         Liquidity and Capital Resources.

                  Our Financial Statements have been prepared in conformity with the United States generally accepted accounting principles. The information for the three months ended July 31, 2004 and 2003 has not been audited by independent certified public accounts.

                  For the three months ended July 31, 2004, the Company was provided advances in cash from non-affiliated parties in the amount of $370,300. These advances carry no interest and the Company intends to settle these advances by the issuance of debt or common stock. However, no definitive terms have been reached with respect to the settlement of these advances. The cash was used for investments in common equity securities of non-affiliated companies and general operating expenses. The Company does not own control in any of these non-affiliated companies. The Company has a receivable from its affiliates in the amount of $18,825. It is also the intent of the Company to settle this receivable by receiving common stock in those companies. No definitive terms have been reached as of the date of this report.

                  The notes to the financial statements include a "Going Concern" consideration due to the Company's accumulated losses and working capital deficiency. However, in conjunction with our search for a business partner or acquisition, we intend to overcome the "Going Concern" consideration for our Company. We cannot be assured, however, that the Company will, by its efforts, obtain a business partner or acquisition that will meet its capital needs for the next twelve months.

         Critical Accounting Estimates

                  Other than the Going Concern issue, there were no material estimates or assumptions for this reporting period.

         Controls And Procedures.

                  As of the date this report is filed, an evaluation was performed under the supervision and with the participation of the Company's principal executive officer and financial officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in

                  Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. During the period covered by this report, management believes that the Company, in its development stage, has implemented adequate controls and procedures.

         Subsequent Event

                  Subsequent to the period of this Report, the Company is in discussions with a Delaware corporation, also in the development stage, in an attempt to form a business partnership. The Delaware Corporation is currently raising funds and intends to create a Business Development Company ("BDC") which is expected to invest in and assist in managing start-up and small companies as well as mature private companies seeking to maximize their value. There is no assurance the Company will be able to make such a combination that will be beneficial to its shareholders. The Company currently believes that such a combination will provide shareholder value and potential for growth.


Item 3.    Controls and Procedures

         Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of July 31, 2004, which is the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.



                                     PART II
                                OTHER INFORMATION

         There were no changes that occurred during the fiscal quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 6.    Exhibits and Reports on Form 8-K

         Exhibits.

         Exhibit 31.1        Certification of Chief Executive Officer

         Exhibit 31.2        Certificate of Chief Financial Officer

         Exhibit 32 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

         Reports on Form 8-K

         The Company filed no Current Reports on Form 8-K during the three month period ended July 31, 2004.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BF ACQUISITION GROUP IV, INC.


Date:    September 20, 2004       By: /s/ William R. Colucci
                                      ----------------------------------------
                                      William R. Colucci, President, Principal
                                      Executive Officer and Principal Accounting
                                      Officer