Form 10QSB/A
period 2004-07-31
BF ACQUISITION GROUP IV INC
filed 2004-09-28
CIK 1089777

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB/A
                                (Amendment No. 1)

(Mark One)

------
X      Quarterly report under Section 13 or 15(d) of he Securities
       Exchange Act of 1934
------

For the quarterly period ended July 31, 2004
                               -------------

------
       Transition report under Section 13 or 15(d) of the Exchange Act
------

For the transition period from ___________ to _________

         Commission file number                 0-26851
                                              -----------

                          BF ACQUISITION GROUP IV, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Florida                                           65-013586
-------------------------------------               ----------------------------
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

Yes            No
         -----       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                         825,000
                                                        ----------

         Transitional  Small Business Disclosure Format (check one):

Yes            No      X
         -----       ------

                                      INDEX



   PART I
   FINANCIAL INFORMATION

   Item 1.    Financial Statements............................................3

   Item 2.    Management's Discussion and Analysis or Plan of Operation.......8

   Item 3.    Controls and Procedures........................................10

   PART II
   OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K...............................10



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






                                                 BF ACQUISITION GROUP IV, INC.
                                                   Statements of Operations
                                                         (Unaudited)


                                                                                                      Period from
                                                                                                       Inception
                                                    For the Three Month Period Ended                (April 15, 1999)
                                                                July 31                          through July 31, 2004
                                                -----------------------------------------       -------------------------

                                                      2004                   2003
                                                ------------------     ------------------       -------------------------

Revenues                                        $       - -            $        - -             $        - -

Cost of Goods Sold                                      - -                     - -                      - -
                                                ------------------     ------------------       -------------------------

Gross Profit                                    $       - -            $        - -             $        - -

General and Administrative Expenses                    25,962                    550                     37,144
                                                ------------------     ------------------       -------------------------

Loss before income tax provision                $     (25,962)         $        (550)           $       (37,144)

Provision for income taxes                               - -                    - -                      - -
                                                ------------------     ------------------       -------------------------


Net Loss                                        $     (25,962)         $        (550)           $       (37,144)
                                                ==================     ==================       =========================

Loss Per Share
     Basic and Diluted                          $     (0.0315)          $    (0.0007)
                                                ==================     ==================

Weighted Average Shares Outstanding
     Basic and Diluted
                                                      825,000                825,000
                                                ==================     ==================

See notes to condensed financial statements.





                          BF ACQUISITION GROUP IV, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                              Period from
                                                                                                               Inception
                                                               For the Three Month Periods Ended            (April 15, 1999)
                                                                            July 31                      through July 31, 2004
                                                             ---------------------------------------     -----------------------

                                                                   2004                  2003
                                                             -----------------     -----------------     -----------------------
Cash Flows Used for Operating Activities
     Net Loss                                                $       (25,962)      $         (550)       $          ($37,144)
     Common Stock Issued for Services                                                                                    441
     Changes in Assets and Liabilities:
         Increase in due from affiliates                             (18,825)                                        (18,825)
                                                                                             ---
         Increase in Prepaid Expenses                                 (1,000)                                         (1,000)
                                                                                             ---
         Increase in Security Deposits                                (1,100)                                         (1,100)
                                                                                             ---
         Increase in Accrued Expenses                                  6,990                  550                     11,931
         Increase in advances from unrelated parties                 370,300                                         370,300
                                                                                             ---
                                                             -----------------                           -----------------------

Net Cash Used for Operating Activities                              $330,403       $         ___                    $324,603
                                                             -----------------     -----------------     -----------------------

Cash Flows Used for Investing Activities
     Purchase of Capital Assets                                       (3,500)                                        ($3,500)
                                                                                   $         ---
     Purchase of investments                                        (300,000)                                       (300,000)
                                                                                   $         ---
                                                             -----------------     -----------------     -----------------------

Net Cash Used for Investing Activities                             $(303,500)      $         ___                   ($303,500)
                                                             -----------------     -----------------     -----------------------

Cash Flows From Financing Activities
     Proceeds from Issuance of Common Stock, Net                                                                       5,500
     Proceeds from Issuance of Debt to Related Party                                                                     300
     Repayments on Debt
     Repayments on Capital Lease Obligations
                                                             -----------------     -----------------     -----------------------

Net Cash Provided by Financing Activities                                ___                 ___                      $5,800
                                                             -----------------     -----------------     -----------------------

Net Increase in Cash and Cash Equivalents                            $26,903                 ___                     $26,903

Cash, Beginning of Period                                                ___                 ___                         ___
                                                             -----------------     -----------------     -----------------------

Cash, End of Period                                                  $26,903                 ___                      26,903
                                                             =================     =================     =======================



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

                                   BF ACQUISITION GROUP IV, INC.


Date:    September 28, 2004        By: /s/ William R. Colucci
                                       ----------------------------------------
                                       William R. Colucci, President, Principal
                                       Executive Officer and Principal
                                       Accounting Officer