Form 10QSB
period 2004-10-31
BF ACQUISITION GROUP IV INC
filed 2004-12-16
CIK 1089777

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



(Mark One)

-
X   Quarterly report under Section 13 or 15(d) of he Securities Exchange Act of
-   1934

For the quarterly period ended October 31, 2004
                               ----------------
-
    Transition report under Section 13 or 15(d) of the Exchange Act
-

For the transition period from ___________ to _________


         Commission file number                      0-26851
                               -------------------------------------------------

                          BF ACQUISITION GROUP IV, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Florida                                    65-013586
-----------------------------------           ---------------------------------
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


Yes       X    No
        -----        -----

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS


         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.


Yes           No
    -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 825,000
                                                    ----------------------------

         Transitional  Small Business Disclosure Format (check one):
Yes            No      X
        -----        -----

                                      INDEX



 PART I                                                                     Page
 FINANCIAL INFORMATION                                                      ----

 Item 1.    Financial Statements..............................................3

 Item 2.    Management's Discussion and Analysis or Plan of Operation.........8

 Item 3.    Controls and Procedures..........................................10

 PART II
 OTHER INFORMATION

 Item 6.    Exhibits and Reports on Form 8-K.................................10

                          BF ACQUISITION GROUP IV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                OCTOBER 31, 2004
                                   (UNAUDITED)

                                                                                  October 31,           April 30,
                                                                                      2004                2004
                                                                                      ----                ----
                                   ASSETS
                                   ------

Current Assets:
      Cash and cash equivalents                                               $          -          $           -
                                                                              --------------------  ------------------
      Due from affiliates                                                                   20,675              -
                                                                              --------------------  ------------------
                                                                                            20,675              -
                                                                              --------------------  ------------------

Other Assets:
      Investments, at cost                                                                   3,250  $           -
                                                                              --------------------  ------------------

      Total Assets                                                            $             23,925  $           -
                                                                              ====================  ==================


                   LIABILITIES AND STOCKHOLDERS' DEFICIT
                   -------------------------------------

Current Liabilities
      Accrued expenses                                                        $             13,931  $            4,941
                                                                              --------------------  ------------------
      Due to affiliates                                                                     49,454              -
                                                                              --------------------  ------------------
      Loans from shareholders                                                                   30                 300
                                                                              --------------------  ------------------
           Total Current Liabilities                                                        63,685               5,241
                                                                              --------------------  ------------------

Stockholders' Deficit
      Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding
      Common stock, $.001 par value; 50,000,000 shares
           authorized, 825,000 shares issued and outstanding                                   825                 825
                                                                              --------------------  ------------------
      Additional paid-in capital                                                             5,116               5.116
                                                                              --------------------  ------------------
      Deficit accumulated during the development stage                                     (45,701)            (11,182)
                                                                              --------------------  ------------------
                                                                                           (39,760)             (5,241)
                                                                              --------------------  ------------------
      Total Liabilities and Stockholders' Deficit                             $             23,925  $           -
                                                                              ====================  ==================

                          BF ACQUISITION GROUP IV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003
      AND THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION TO OCTOBER 31, 2004
                                   (UNAUDITED)



                                                                  Three Months       Three Months       Six Months      Six Months
                                              Cumulative              Ended              Ended            Ended            Ended
                                                 Since             October 31,        October 31,      October 31,      October 31,
   Revenues                                    Inception              2004               2003              2004            2003
                                           ------------------    ----------------    --------------    -------------    ------------
         Revenues                          $         -           $        -          $     -           $     -          $     -

   COSTS AND EXPENSES
         General and Administrative                   45,701               8,557               550           34,519           1,100
                                           ------------------    ----------------    --------------    -------------    ------------
                 Total costs and expenses             45,701               8,557               550           34,519           1,100
                                           ------------------    ----------------    --------------    -------------    ------------

   LOSS BEFORE TAX BENEFIT                           (45,701)             (8,557)             (550)         (34,519)         (1,100)

   INCOME TAXES                                      -                    -                -                 -                -
                                           ------------------    ----------------    --------------    -------------    ------------

   NET LOSS
                                           $         (45,701)     $       (8,557)     $       (550)     $   (34,519)     $   (1,100)
                                           ==================    ================    ==============    =============    ============

   BASIC AND DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING
                                                                         825,000           825,000          825,000         825,000
                                                                 ================    ==============    =============    ============

   BASIC AND DILUTED NET LOSS PER
   COMMON SHARE
                                                                 $         (0.01)      $     (0.00)    $      (0.04)     $    (0.00)
                                                                 ================    ==============    =============    ============


                          BF ACQUISITION GROUP IV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003
      AND THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO OCTOBER 31, 2004
                                   (UNAUDITED)


                                                                                             Six Months Ended     Six Months Ended
                                                                       Cumulative Since         October 31,           October 31,
                                                                          Inception                2004                  2003
                                                                      ------------------      --------------     ------------------
Cash Flows From Operating Activities
     Net Loss                                                         $         (45,701)      $     (34,519)     $    (1,100)
     Adjustments to reconcile net loss to net
         cash flows used by operating
         activities
              Stock issued in exchange for services                                 441                -                -
              Net changes in:
                  Due from affiliates                                           (23,925)            (23,925)            -
                  Accrued expenses                                               13,931               8,990            1,100
                  Advances due to affiliates                                    (17,346)            (17,346)            -
                                                                      ------------------      --------------     ===============
Net cash used by operating activities                                           (72,600)            (66,800)            -
                                                                      ==================      ==============     ===============

Cash Flows From Investing Activities
     Purchase of property and equipment                                          (3,500)             (3,500)            -
                                                                                                                 ---------------
     Purchase of investments held in trust                                     (300,000)           (300,000)            -
                                                                      ------------------      --------------     ---------------
Net cash used by investing activities                                          (303,500)           (303,500)            -
                                                                      ------------------      --------------     ---------------

Cash Flows From Financing Activities
     Proceeds from issuance of common stock                                       5,500                -                -
     Advances for subscriptions to affiliated company                           370,300             370,300             -
     Loans from related parties                                                     300                -                -
                                                                      ------------------      --------------     ---------------
Net cash provided by financing activities                                       376,100             370,300             -
                                                                      ------------------      --------------     ---------------
Net Increase in Cash                                                               -                   -                -

Cash, Beginning of Period                                                          -                   -                -
                                                                      ------------------      --------------     ---------------
Cash, End of Period                                                   $            -          $        -         $      -
                                                                      ==================      ==============     ===============


Supplemental Disclosure of Non-Cash Financing Activities
     Transferred stock subscriptions to affiliate                     $        (370,300)      $    (370,300)     $      -
                                                                      ==================      ==============     ===============

Supplemental Disclosure of Non-Cash Investing  Activities
     Acquired common stock investment in affiliated
     companies in exchange for repayment towards
     affiliate receivable                                             $           3,250       $       3,250      $      -
                                                                      ==================      ==============     ===============
     Transfer of investments held in trust to affiliate               $         300,000       $     300,000      $      -
                                                                      ==================      ==============     ===============
     Transfer of fixed assets to affiliate                            $           3,500       $       3,500      $      -
                                                                      ==================      ==============     ===============

                          BF ACQUISITION GROUP IV, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
      FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO OCTOBER 31, 2004
                                   (UNAUDITED)




                                                                                                     Deficit
                                                               Common Stock                        Accumulated
                                                               ------------         Additional     during the
                                                           Number of                 Paid-In       Development
                                                            Shares      Amount       Capital          Stage        Total
                                                     -------------------------------------------------------------------
Issuance of initial 510,000 shares on April 15, 1999        510,000     $ 510          $  490        $   -       $1,000
Issuance of shares of common stock in exchange for
   services                                                 190,000       190             182                       372

Net loss                                                                                               (372)      (372)
                                                     -------------------------------------------------------------------


Balance, April 30, 1999                                     700,000       700             672          (372)      1,000

Issuance of shares of common stock                           60,000        60           2,940                     3,000
Issuance of shares of common stock in exchange for
   services                                                  35,000        35              34                        69
Net loss                                                                                             (3,637)     (3,637)
                                                     -------------------------------------------------------------------


Balance, April 30, 2000                                     795,000       795           3,646        (4,009)        432


Issuance of shares of common stock                           30,000        30           1,470                     1,500
Net loss                                                                                             (3,547)     (3,547)
                                                     -------------------------------------------------------------------


Balance, April 30, 2001                                     825,000       825           5,116        (7,556)     (1,615)

Net loss                                                                                             (2,970)     (2,970)
                                                     -------------------------------------------------------------------


Balance, April 30, 2002                                     825,000       825           5,116       (10,526)     (4,585)

Net loss                                                                                             (2,925)     (2,925)
                                                     -------------------------------------------------------------------


Balance, April 30, 2003                                     825,000       825           5,116       (13,451)     (7,510)

Net income                                                                                            2,269       2,269
                                                     -------------------------------------------------------------------


Balance, April 30, 2004                                     825,000       825           5,116       (11,182)     (5,241)

Net loss for the six months ended October 31, 2004                                                  (34,519)    (34,519)
                                                     -------------------------------------------------------------------
Balance, October 31, 2004                                   825,000     $ 825        $  5,116     $ (45,701)  $ (39,760)
                                                     ===================================================================


                          BF ACQUISITION GROUP IV, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

         BF Acquisition Group IV, Inc. (the "Company") is a development stage company organized in Florida on April 15, 1999 which looks for suitable business partners or acquisition candidates with which to merge or to acquire. Operations have consisted primarily of obtaining the initial capital of activities regarding the SEC registration of the Company.

      Basis of Presentations

         The accompanying unaudited condensed financial statements have been prepared by BF Acquisition Group IV, Inc. (the "Company"). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's April 30, 2004 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements in the April 30, 2004 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. Operating results for the six months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005.

      Use of Estimates

         Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported expenses. Actual results could vary from those estimates.

      Reclassifications

         Certain reclassifications have been made to the prior period financial statements to conform to the presentation in the current period's financial statements.


NOTE 2 - REALIZATION OF ASSETS

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from activities during the development stage. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          BF ACQUISITION GROUP IV, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 3 - INVESTMENTS

         The investments represent common stock equity securities in two companies related by common shareholders and management personnel. These companies are, like the Company, development stage "shell" companies. Accordingly, market values of these securities are not readily available. The Company acquired these investments in exchange for reduction to the inter-company accounts due to the Company by them. Investments are stated at cost and are deemed available for sale. At October 31, 2004, investments were as follows:


                                              Cost                 Market
                                         --------------        ------------
100,000 shares of common stock of BF      $     1,625          $     1,625
Acquisition Group V, Inc.

75,000 shares of common stock of BF       $     1,625          $     1,625
Acquisition Group III, Inc.
                                         -------------         ------------
                                          $     3,250          $     3,250
                                         =============         ============


NOTE 4 - PAYABLE TO AFFILIATES

         Universal Capital Management, Inc. ("Universal"), related to the Company by common shareholders and management personnel, is a newly organized, closed-end, non-diversified management investment company that will elect to be treated as a business development company under the Investment Company Act of 1940. Prior to Universal's legal establishment, receipts of funds from subscribers of Universal towards purchase of Universal's common stock and disbursement of funds to make investments in qualified companies for investment management purposes were transacted through the bank account of the Company as Universal's temporary intermediary. The net of all activities attributable to Universal Capital Management, Inc. are reflected as a net payable due to Universal of $47,829.

         Additional affiliate liabilities include $1,625 due to Nortia Capital Partners, Inc.


NOTE 5 - SUBSEQUENT EVENTS

         On November 4, 2004, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with William R. Colucci and David M. Bovi (principal shareholders of the Company) and Universal. The Merger Agreement provides that at the Effective Time, the Company will merge with and into Universal and Universal shall be the surviving corporation.

         At the Effective Time, each shareholder of the Company will receive one half share of voting common stock of Universal in exchange for each share of the Company's stock held by such shareholder.

                          BF ACQUISITION GROUP IV, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 5 - SUBSEQUENT EVENTS, CONTINUED

           On November 8, 2004, by unanimous consent of the directors of the Company, 100,000 shares of the Company's common stock was issued to Nortia Capital Partners, Inc. (f/k/a BF Acquisition Group I, Inc.), a company related by common ownership, as satisfaction of debt obligations amounting to $1,625 due to Nortia.

Item 2.     Management's Discussion and Analysis or Plan of Operation

            Overview

            The following discussion contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward- looking statements, which we have made as of the date of this Quarterly Report on Form 10-QSB.

            The following is qualified by reference to, and should be read in conjunction with our audited financial statements for the year ended April 30, 2004 filed with the Securities and Exchange Commission and the current notes included elsewhere in this Quarterly Report on Form 10-QSB.

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

            As described above, we became dormant for a period of time due to the lack of capital. We incurred losses from operations, and currently do not have any revenues to cover our incurred expenses. Our management recognizes that we must generate additional resources to enable us to pay our obligations as they come due, and that we must ultimately implement our business plan and achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.

            The Company made investments in two similar and related development stage companies in exchange for a reduction in inter-company accounts. As of October 31, 2004. These investments included:

             75,000 shares of common stock in BF Acquisition Group III, Inc.
            100,000 shares of common stock in BF Acquisition Group V, Inc.

            During this period, management continued its efforts to search for a merger partner and to implement its business plan. The subsequent event as described below indicates that the Company may complete its plan upon a merger with Universal Capital Management, Inc. ("Universal"), a Delaware corporation. Universal is in the process of electing to become a publicly traded closed end venture capital fund operating as a Business Development Company as described in the Investment Company Act of 1940. Universal expects to be in the business of providing funds, management expertise and strategic planning to privately held emerging growth companies. There is no assurance that this event will occur. If it does not, management will continue its efforts to seek other merger partners in order to implement its business plan

            Subsequent Events

            On November 8, 2004, the Company by Unanimous Consent of directors issued 100,000 shares of common stock to Nortia Capital Partners, Inc. (f/k/a BF Acquisition Group I, Inc.) in order to provide satisfaction for a debt of $1,625.

            On November 10, 2004, we entered into an Agreement and Plan of Merger with Universal. According to the terms of the Agreement, each BF Group IV, Inc. shareholder will have received one half (0.5) share of voting common stock of Universal par value one-tenth of a cent ($0.001) per share. On the Effective Date, BF Acquisition Group IV, Inc. will cease to exist and Universal will be the surviving company.


         Liquidity and Capital Resources.

         Our Financial Statements have been prepared in conformity with the United States generally accepted accounting principles. The information for the three and six months ended October 31, 2004 and 2003 has not been audited by independent certified public accountants.

         The financial statements were prepared assuming that the Company will continue as a going concern. However, due to the Company's accumulated losses and working capital deficiency consideration must be given to the fact that we may not be capable of continuing our efforts.

         However, in conjunction with our search for a business partner or acquisition and specifically Universal, we intend to overcome this "Going Concern" issue for our Company. We cannot be assured, however, that the Company will, by its efforts, complete the Universal transaction or obtain a business partner or acquisition that will meet its capital needs for the next twelve months.

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

Item 3.  Controls and Procedures

         Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of October 31, 2004, which is the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

                                     PART II
                                OTHER INFORMATION

         There were no changes that occurred during the fiscal quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 6.    Exhibits and Reports on Form 8-K

         Exhibits.

         Exhibit 31.1        Certification of Chief Executive Officer

         Exhibit 31.2        Certificate of Chief Financial Officer

         Exhibit 32 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

         Reports on Form 8-K

         Although the Company did not file any Current Reports on Form 8-K during the three month period ended October 31, 2004, it did file the following such Current Reports after the end of such three month period:



      Date Filed                              Items Reported
      ----------                              --------------

   November 2, 2004       4.01 Changes in Registrant's Certifying Accountant

   November 12, 2004      1.01 Entry into a Material Definitive Agreement
                          3.02 Unregistered Sales of Equity Securities


                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BF ACQUISITION GROUP IV, INC.


Date:    December 15, 2004        By: /s/    William R. Colucci
                                      -----------------------------
                                      William R. Colucci, President, Principal
                                      Executive Officer and Principal Accounting
                                      Officer