Form 10QSB
period 2005-01-31
BF ACQUISITION GROUP IV INC
filed 2005-03-15
CIK 1089777

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



(Mark One)



|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act")

For the quarterly period ended January 31, 2005
                               ----------------
| |   Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from ___________ to _________


         Commission file number                     0-26851
                                  ---------------------------------------------

                          BF ACQUISITION GROUP IV, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Florida                                   65-013586
----------------------------                   -----------------------
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


Yes            No
       -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS


         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:          925,000
                                                    ----------------------------

         Transitional  Small Business Disclosure Format (check one):
Yes            No      X
        -----        -----

                                      INDEX



    PART I                                                                 Page
    FINANCIAL INFORMATION                                                  -----

    Item 1. Financial Statements..............................................3

    Item 2. Management's Discussion and Analysis or Plan of Operation.........8

    Item 3. Controls and Procedures..........................................10

    PART II
    OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K.................................10

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements


                          BF ACQUISITION GROUP IV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                                                                (Unaudited)            (Audited)
                                                                                  January                April
                                                                                    31,                    30,
                                                                                   2005                   2004
                                                                                   ----                   ----
                                   ASSETS
                                   ------

Current Assets:
      Cash and cash equivalents                                                 $         --           $      --
                                                                                ------------           ---------
      Due from affiliates                                                             20,675                  --
                                                                                ------------           ---------
                                                                                      20,675                  --
                                                                                ------------           ---------

Other Assets:
      Investments, at cost                                                             3,250           $      --
                                                                                ------------           ---------

      Total Assets                                                                  $ 23,925           $      --
                                                                                ============           =========


                   LIABILITIES AND STOCKHOLDERS' DEFICIT
                   -------------------------------------

Current Liabilities
      Accrued expenses                                                              $ 13,131           $  4,941
      Due to affiliates                                                               52,529                 --
      Loans from shareholders                                                             30                300
                                                                                ------------           ---------
           Total Current Liabilities                                                  65,960              5,241
                                                                                ------------           ---------

Stockholders' Deficit
Stockholders' Deficit
     Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding
     Common stock, $.001 par value; 50,000,000 shares authorized, 925,000                925                825
       shares issued and outstanding at January 31, 2005, and 825,000                  6,641              5.116
       shares issued and outstanding at April 30, 2004                               (49,601)           (11,182)
                                                                                ------------           ---------
     Additional paid=in capital
     Deficit accumulated during the development stage
                                                                                     (42,035)            (5,241)
                                                                                ------------           ---------

      Total Liabilities and Stockholders' Deficit                                   $ 23,925           $     --
                                                                                ============           =========

                                See accompanying notes to the financial statements.



                          BF ACQUISITION GROUP IV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 AND 2004
      AND THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JANUARY 31, 2005
                                   (UNAUDITED)

                                                                   Three Months     Three Months    Nine Months     Nine Months
                                                Cumulative             Ended            Ended          Ended           Ended
                                                   Since            January 31,      January 31,    January 31,     January 31,
   Revenues                                      Inception             2005             2004            2005            2004
                                            -------------------   ---------------   -------------   ------------   ---------------
         Revenues                           $         -           $        -        $     -         $     -        $     -

   COSTS AND EXPENSES
         General and Administrative                     49,601             3,900             550         38,419            1,100
                                            -------------------   ---------------   -------------   ------------   ---------------
           Total costs and expenses                     49,601             3,900             550         38,419            1,100
                                            -------------------   ---------------   -------------   ------------   ---------------

   LOSS BEFORE OTHER INCOME                            (49,601)           (3,900)           (550)       (38,419)          (1,100)

   OTHER INCOME
                                            -------------------   ---------------   -------------   ------------   ---------------

   LOSS BEFORE TAX BENEFIT                             (49,601)           (3,900)           (550)       (38,419)          (1,100)

   INCOME TAXES                                      -                   -                -              -               -
                                            -------------------   ---------------   -------------   ------------   ---------------


   NET LOSS                                 $          (49,601)   $       (3,900)   $       (550)   $   (38,419)   $      (1,100)
                                            ===================   ===============   =============   ============   ===============

   BASIC AND DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING
                                                                         917,391         825,000        825,000          825,000
                                                                  ===============   =============   ============   ===============

   BASIC AND DILUTED NET LOSS PER
   COMMON SHARE
                                                                  $        (0.00)   $      (0.00)         (0.04)   $       (0.00)
                                                                  ===============   =============   ============   ===============

              See accompanying notes to the financial statements.




                          BF ACQUISITION GROUP IV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JANUARY 31, 2005 AND 2004
      AND THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JANUARY 31, 2005
                                   (UNAUDITED)

                                                                                         Nine Months Ended    Nine Months Ended
                                                                     Cumulative Since         January           January 31,
                                                                        Inception            31, 2005             2004
                                                                      ----------------       -------------    ------------
Cash Flows From Operating Activities
     Net Loss                                                         $        (49,601)      $     (38,419)   $     (1,100)
     Adjustments to reconcile net loss to net
         cash flows used by operating
         activities
              Stock issued in exchange for services                                441               -                 -
              Net changes in:
                  Due from affiliates                                          (23,925)            (23,925)            -
                  Accrued expenses                                              13,131               8,190          1,100
                  Advances due to affiliates                                   (12,646)            (12,646)            -
                                                                      ----------------       -------------    ============
Net cash used by operating activities                                          (72,600)            (66,800)            -
                                                                      ================       =============    ============

Cash Flows From Investing Activities
     Purchase of property and equipment                                         (3,500)             (3,500)            -
     Purchase of investments held in trust                                    (300,000)           (300,000)            -
                                                                      ----------------       -------------    ------------
Net cash used by investing activities                                         (303,500)           (303,500)            -
                                                                      ----------------       -------------    ------------

Cash Flows From Financing Activities
     Proceeds from issuance of common stock                                       5,500              -                 -
     Advances for subscriptions to affiliated company                           370,300             370,300            -
     Loans from related parties                                                     300              -                 -
                                                                      ----------------       -------------    ------------
Net cash provided by financing activities                                       376,100             370,300            -
                                                                      ----------------       -------------    ------------

Net Increase in Cash                                                            -                    -                 -

Cash, Beginning of Period                                                       -                    -                 -
                                                                      ----------------       -------------    ------------

Cash, End of Period                                                   $         -            $       -        $        -
                                                                      ================       =============    ============


                                       See accompanying notes to the financial statements



                      Statement of Cash Flows (continued)

                                                                                         Nine Months Ended    Nine Months Ended
                                                                     Cumulative Since         January           January 31,
                                                                        Inception            31, 2005             2004
                                                                      ----------------       -------------    ------------


Supplemental Disclosure of Non-Cash Financing Activities
     Transferred stock subscriptions to affiliate                     $      (370,300)       $   (370,300)    $        -
                                                                      ================       =============    ============

Supplemental Disclosure of Non-Cash Investing Activities
     Acquired common stock investment in affiliated companies
     in exchange for repayment towards affiliate receivable           $         3,250        $      3,250     $        -
                                                                      ================       =============    ============

     Transfer of investments held in trust to affiliate               $       300,000        $    300,000     $        -
                                                                      ================       =============    ============

     Transfer of fixed assets to affiliate                            $         3,500        $      3,500     $        -
                                                                      ================       =============    ============

     100,000 shares of common stock issued in exchange
     for repayment towards affiliate payable
              Common stock                                            $           100        $        100     $        -
                                                                      ================       =============    ============
              Additional paid-in capital                              $         1,525        $      1,525     $        -
                                                                      ================       =============    ============

              Due to affiliate repayment                              $        (1,625)       $     (1,625)    $        -
                                                                      ================       =============    ============

                                       See accompanying notes to the financial statements

                                      -6-




                          BF ACQUISITION GROUP IV, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
      FOR THE PERIOD APRIL 15, 1999 (DATE OF INCEPTION) TO JANUARY 31, 2005
                                   (UNAUDITED)




                                                                                                   Deficit
                                                                                                 Accumulated
                                                             Common Stock         Additional     during the
                                                          Number of                 Paid-In       Development
                                                           Shares      Amount       Capital          Stage        Total
                                                     -------------------------------------------------------------------
Issuance of initial 510,000 shares on April 15, 1999        510,000     $ 510           $ 490          $   -     $1,000
Issuance of shares of common stock in exchange for
   services                                                 190,000       190             182                       372

Net loss                                                                                                (372)      (372)
                                                     -------------------------------------------------------------------


Balance, April 30, 1999                                     700,000       700             672           (372)     1,000

Issuance of shares of common stock                           60,000        60           2,940                     3,000
Issuance of shares of common stock in exchange for
   services                                                  35,000        35              34                        69
Net loss                                                                                              (3,637)    (3,637)
                                                     -------------------------------------------------------------------


Balance, April 30, 2000                                     795,000       795           3,646         (4,009)       432


Issuance of shares of common stock                           30,000        30           1,470                     1,500
Net loss                                                                                              (3,547)    (3,547)
                                                     -------------------------------------------------------------------


Balance, April 30, 2001                                     825,000       825           5,116         (7,556)    (1,615)

Net loss                                                                                              (2,970)    (2,970)
                                                     -------------------------------------------------------------------


Balance, April 30, 2002                                     825,000       825           5,116        (10,526)    (4,585)

Net loss                                                                                              (2,925)    (2,925)
                                                     -------------------------------------------------------------------


Balance, April 30, 2003                                     825,000       825           5,116        (13,451)    (7,510)

Net income                                                                                             2,269      2,269
                                                     -------------------------------------------------------------------


Balance, April 30, 2004                                     825,000       825           5,116        (11,182)    (5,241)

Issuance of shares for debt                                 100,000       100           1,525                     1,665

Net loss for the nine months ended January 31, 2005                                                  (38,419)   (38,419)
                                                     -------------------------------------------------------------------
Balance, January 31, 2005                                   925,000      $925        $  6,641     $  (49,601) $ (42,035)
                                                     ===================================================================

               See accompanying notes to the financial statements




                          BF ACQUISITION GROUP IV, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization
      BF Acquisition Group IV, Inc. (the "Company") is a development stage company organized in Florida on April 15, 1999 as a "shell" company, which looks for suitable business partners or acquisition candidates to merge with or acquire. Operations have consisted primarily of obtaining initial capital and activities regarding the SEC registration of the Company.

      Basis of Presentations
      The accompanying unaudited condensed financial statements have been prepared by BF Acquisition Group IV, Inc. (the Company). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company's April 30, 2004 Annual Report on Form 10-KSB. Certain financial information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements in the April 30, 2004 Annual Report on Form 10-KSB should be read in conjunction with the accompanying interim financial statements. Operating results for the nine months ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005.

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

                          BF ACQUISITION GROUP IV, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 3 - INVESTMENTS

The investments represent common stock equity securities in two companies related by common shareholders and management personnel. These companies are, like the Company, development stage "shell" companies. Accordingly, market values of these securities are not readily available. The Company acquired these investments in exchange for reduction to the inter-company accounts due to the Company by them. Investments are stated at cost and are deemed available for sale. At January 31, 2005, investments were as follows:



                                                     Cost             Market
                                                  ----------       ----------
  100,000 shares BF Acquisition Group V, Inc.      $  1,625         $  1,625

  75,000 shares BF Acquisition Group III, Inc.        1,625            1,625
                                                  ----------       ----------

                                                   $  3,250         $  3,250
                                                  ==========       ==========


NOTE 4 - PAYABLE TO AFFILIATES

Universal Capital Management, Inc., related to the "Company" by common shareholders and management personnel, is a newly organized, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940. Prior to it's official, legal establishment, receipts of funds from subscribers for the shares of common stock of Universal Capital Management, Inc. were transacted through the bank account of BF Acquisition Group IV, Inc. as its temporary intermediary. The net of all activities attributable to Universal Capital Management, Inc. are reflected as a net payable due to Universal Capital Management, Inc. of $52,529.


NOTE 5 - ISSUANCE OF COMMON STOCK

During the three months ended January 31, 2005, the Company issued 100,000 shares of common stock to a former affiliate in satisfaction of liabilities due to this former affiliate in the amount of $1,625. Accordingly, 100,000 of $0.001 par value common shares were issued as follows:


         Common stock                       $     100
         Additional paid-in capital         $   1,525
                                            ---------
         Reduction to due to affiliate      $   1,625
                                            =========

                          BF ACQUISITION GROUP IV, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 6 - SUBSEQUENT EVENTS

While not completed by January 31, 2005, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with William R. Colucci and David M. Bovi (principal shareholders of the Company) and Universal Capital Management, Inc. The Merger Plan commenced on November 4, 2004. The Merger Agreement provides that at the Effective Time, the Company will merge with and into Universal Capital Management, Inc., and Universal Capital Management, Inc. shall be the surviving corporation.


At the Effective Time, each shareholder of the Company will be entitled to receive one half share of voting common stock of Universal Capital Management, Inc. in exchange for each share of the Company's stock held by such shareholder.

Item 2.    Management's Discussion and Analysis or Plan of Operation

            Overview

            The following discussion contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward looking-statements, which we have made as of the date of this Quarterly Report for the three months and nine months ended January 31, 2005 on Form 10-QSB.

            The following is qualified by reference to, and should be read in conjunction with our audited financial statements for the year ended April 30, 2004 filed with the Securities and Exchange Commission and the current notes included elsewhere in this Quarterly Report on Form 10-QSB.

            Our Company was initially organized as a "shell" company, with plans to seek business partners or acquisition candidates; however, due to capital constraints, we were unable to continue with our business plan. In March 2001, we ultimately ceased our business activities and became dormant, whereby we incurred only minimal administrative expenses. Since inception, we have incurred losses from operations, and currently do not have any revenues to cover our incurred expenses. Management recognizes that we must generate additional resources to enable us to pay our obligations as they come due, and that we must ultimately implement our business plan and achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.

            The Company made investments in two similar and related development stage companies in exchange for a reduction in inter-company accounts. As of January 31, 2005, these investments included:

             75,000 shares of common stock in BF Acquisition Group III, Inc.
            100,000 shares of common stock in BF Acquisition Group V, Inc.

            On February 8, 2005, BF Acquisition Group III, Inc., ("BF III"), its majority-owned subsidiary, FundraisingDirect.com, Inc. ("FundraisingDirect"), Imprints Plus, Inc., ("Imprints Plus"), IPI Fundraising, Inc. ("IPI Fundraising"), a newly formed Delaware corporation formed by Justin P. DiNorscia (the controlling shareholder, principal officer and director of each of BF III, FundraisingDirect, and Imprints Plus) and certain key stockholders of BF III, FundraisingDirect, and Imprints Plus, entered into a merger agreement (the "Merger Agreement"). Pursuant to the Merger Agreement, at the effective time of the merger, the separate existence of each of BF III, FundraisingDirect, and Imprints Plus shall cease and each of these corporations shall be merged with and into IPI Fundraising, which shall be the surviving corporation. Immediately after the effective time, IPI Fundraising's capital structure will consist of 10,064,628 shares of IPI Fundraising common stock, par value $.001 and 3,000,000 shares of IPI Fundraising series A preferred stock, par value $.50.

            The closing of the merger remains subject to numerous conditions contained in the Merger Agreement. Assuming the conditions contained in the Merger Agreement are satisfied or waived, the closing of the merger is scheduled to occur 21 days after the effective date of the registration statement on Form S-4 filed with the Securities and Exchange Commission with respect to the merger or at such other time as the parties may agree.

            Pursuant to the Merger Agreement, holders of BF III common stock shall be entitled to receive in exchange for each share of BF III common stock, one share of the common stock of IPI Fundraising.

            IPI Fundraising is a Delaware corporation which is in the business of selling products to schools, youth sports leagues, and other organizations for fundraising purposes.

            BF Acquisition Group V, Inc. is a development stage company with no assets and accumulated liabilities of $11,551 as of January 31, 2005.

            On November 10, 2004, we entered into an Agreement and Plan of Merger with Universal Capital Management Inc., a Delaware corporation ("Universal"). According to the terms of this agreement, each BF Acquisition Group IV, Inc. shareholder will be entitled to receive one half (0.5) share of voting common stock of Universal, par value one-tenth of a cent ($0.001) per share. On the Effective Date, BF Acquisition Group IV, Inc. will cease to exist and Universal will be the surviving company. The merger between Universal and the Company is subject to numerous conditions and can be terminated if all such conditions are not satisfied by March 31, 2005. Currently, the merger is scheduled to close on March 30, 2005.

            Universal has elected to be a closed end venture capital fund operating as a business development company as described in the Investment Company Act of 1940. Universal is in the business of providing funds, management expertise and strategic planning to privately held emerging growth companies. There is no assurance that this merger will occur. If it does not, management will continue its efforts to seek other merger partners to implement its business plan.

            Universal filed a registration statement under the Exchange Act on January 26, 2005 which describes its business and portfolio companies.

            On November 8, 2004, the Company by Unanimous Consent of Directors issued 100,000 shares of common stock to Nortia Capital Partners, Inc. (f/k/a BF Acquisition Group I, Inc.) to satisfy a debt of $1,625.

            Liquidity and Capital Resources.

            Our financial statements have been prepared in conformity with the United States generally accepted accounting principles. The information for the three month and nine month periods ended January 31, 2005 and 2004 has not been audited by independent certified public accountants.

           The financial statements were prepared assuming that the Company will continue as a going concern. However, due to the Company's accumulated losses and working capital deficiency, consideration must be given to the fact that we may not be capable of continuing our efforts.

            Critical Accounting Estimates

         Other than the "going concern" issue referred to in the preceding paragraph, there were no material estimates or assumptions for this reporting period.

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

Item 3.    Controls and Procedures

         Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of January 31, 2005, which is the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

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

         Exhibit 31.1        Certification of Chief Executive Officer

         Exhibit 31.2        Certificate of Chief Financial Officer

         Exhibit 32 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

         Reports on Form 8-K

         The Company filed the following Current Reports during the three month period ended January 31, 2005:


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

                               BF ACQUISITION GROUP IV, INC.


Date:    March 15, 2005        By:   /s/ William R. Colucci
                                  ----------------------------------------------
                                   William R. Colucci, President, Principal
                                   Executive Officer and Principal Accounting
                                   Officer


                                      -15